Form 10QSB
period 2007-03-31
Tia II, Inc
filed 2007-05-15
CIK 1377893

  U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-52286

Tia II, Inc.
(Name of Small Business Issuer in its charter)

Delaware	51-0597958
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

7325 Oswego Road , Suite D
Liverpool, NY	13090
Address	Zip Code

Issuer's telephone number: 315.703.9017

Securities to be registered under Section 12(b) of the Act: none

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of Exchange on which to be so
registered each class is to be registered

Common Stock, $.0001	N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $ .0001 per share, outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one):   YES  ☐  NO ☒

TIA II, INC.

- INDEX -

		Page(s)
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Condensed Balance Sheet at March 31, 2007 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2007 and the Six Months Ended March 31, 2007 and the Period from August 17, 2006 (Inception) to March 31,2007 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to March 31, 2007 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended March 31, 2007 and the Period from August 17, 2006 (Inception) to March 31, 2007 (Unaudited)	6

	Notes to Condensed Financial Statements	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	9

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Changes in Securities	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS

CASH	$63
TOTAL ASSETS	63

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
CURRENT LIABILITIES
ACCOUNTS PAYABLE	$105
ADVANCES- RELATED PARTY	11,367

TOTAL LIABILITIES	11,472

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-
Common stock, $.0001 par value; 250,000,000 shares authorized,
1,000,000 shares issued and outstanding.	100
Deficit accumulated during the development stage	(11,509)

TOTAL STOCKHOLDER’S DEFICIENCY	(11,409)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$63

The accompanying notes are an integral part of these condensed financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2007	For the Six Months Ended March 31, 2007	For the Period from August 17, 2006 (Date of Inception) to March 31, 2007
FORMATION COSTS	$(3,056)	$(11,144)	$(11,509)

NET LOSS	$(3,056)	$(11,144)	$(11,509)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000

NET LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO MARCH 31, 2007
(Unaudited)

			Deficit
			Accumulated
			During the	Total
	Common stock		Development	Stockholder’s
	Shares	Amount	Stage	Deficiency
Common shares issued on August 28, 2006
at $0.0001 per share	1,000,000	$100	$—	$100

Net Loss for the period ending September 30, 2006	—	—	(365)	(365)

Balance at September 30, 2006	1,000,000	100	(365)	(265)

Net Loss for the three months ending March 31, 2007	—	—	(11,144)	(11,144)

Balance at March 31, 2007	1,000,000	$100	$(11,509)	$(11,409)

The accompanying notes are an integral part of these condensed financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31, 2007	For the Period from August 17, 2006 (Date of Inception) to March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,144)	$(11,509)
Decrease in Accrued Expenses	—	—
Increase in Accounts Payable	32	105

NET CASH USED IN OPERATING ACTIVITIES	(11,112)	(11,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	—	100
Proceeds from related party	1,328	11,367

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,328	11,467

NET (DECREASE) INCREASE IN CASH	(9,784)	63

CASH AT BEGINNING OF PERIOD	9,847	—

CASH AT END OF PERIOD	$63	$63

The accompanying notes are an integral part of these condensed financial statements.

TIA II, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of March 31, 2007, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or March 31, 2008. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2007. The results of operations for the three months ended March 31, 2007, the results of operations for the six months ended March 31, 2007 and for the period August 17, 2006 (Date of Inception) to March 31, 2007, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-SB for the year ended September 30, 2006.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $ 3,973 at March 31, 2007 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

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

NOTE 4 - Advances- Related Party

The Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the sole stockholder. On August 28, 2006, the amount of the advances owed by the Company was reduced by $100 when the lender purchased 1,000,000 shares of common stock at .0001 per share. In the current quarter, the Company received a further advance of $1,328 on March 13, 2007 from the sole stockholder. The advances are non-interest bearing and with no stated repayment date.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company incurred a net loss of $(3,056) for the three months ended March 31,2007, a net loss of $(11,144) for the six months ended March 31, 2007 and a net loss of $(11,509) for the period from August 17, 2006 (Date of inception) to March 31, 2007. In addition, the Company has no working capital and has an accumulated deficit of $(11,509) as of March 31, 2007.

Plan of Operation

The Company has not realized any revenues from operations since inception, and for the next twelve months, it plans to continue its efforts in locating suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for the 12 months subsequent to March 31, 2007.

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

Liquidity and Capital Resources

As of March 31, 2007, other than minimal cash, the Company had no assets and there is currently an advance due to Mary Passalaqua, the sole stockholder in the amount of $11,367.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company since inception. It is unlikely the Company will have any revenues unless it is able to effect an acquisition of, or merger with an operating company, of which there can be no assurance.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

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

The Company’s independent registered accounting firm Marcum & Kliegman, LLP (“M&K”), informed management that in connection with its review of the financial results for the period from August 17, 2006 (Date of inception) to March 31, 2007, M&K had discovered a condition which it deemed to be a significant deficiency (as defined by standards established by the Public Company Accounting Oversight Board), in the Company’s financial statement reporting process. A significant deficiency is a control deficiency where there is more than a remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. The significant deficiency related to the Company having a sole employee, Ms. Mary Passalaqua, who is the Principal Executive Officer and Principal Financial Officer of the Company. Management has informed M&K that the risks associated with the dependence upon Ms. Passalaqua as compared to the potential benefits of adding new employees do not justify the expenses that would need to be incurred to remedy this situation especially since the Company currently has no operations. Management will periodically re-evaluate this situation. If the situation changes and/or sufficient capital is obtained, it is the Company's intention to increase staffing to mitigate the current dependence upon Ms. Passalaqua.

Item 2. Management’s Discussion and Analysis or Plan of Operation (Continued)

Changes in internal controls

During the period from August 17, 2006 (Date of inception) to March 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Changes in Securities. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

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

Tia II, Inc.

Dated: May 14, 2007	By:	/s/ Mary Passalaqua
Mary Passalaqua
Principal Executive Officer and Principal Financial Officer