Form 10-Q
period 2009-03-31
Tia II, Inc
filed 2009-05-08
CIK 1377893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” ion Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of  May 8, 2009, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
TIA II, INC.
- INDEX -

		Page(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2009 (Unaudited)	1

	Statements of Operations for the Three Months Ended March 31, 2009 and 2008, and the Six Months Ended March 31, 2009 and 2008, and the Period from August 17, 2006 (Inception) to March 31, 2009 (Unaudited)	2

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to March 31, 2009 (Unaudited)	3

	Statements of Cash Flows for the Six Months Ended March 31, 2009 and 2008 and the Period from August 17, 2006 (Inception) to March 31, 2009 (Unaudited)	4

	Notes to Financial Statements	5 — 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 — 14

Item 3.	Quantitative and Quantitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14 — 15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(Unaudited)
ASSETS
Cash	$-	$126

TOTAL ASSETS	$-	$126

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$-	$12,329
Advances - related party	9,124	24,208
TOTAL LIABILITIES	9,124	36,537

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	45,591	2,358
Deficit accumulated during the development stage	(54,815)	(38,869)
TOTAL STOCKHOLDER’S DEFICIENCY	(9,124)	(36,411)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$126

 The accompanying notes are an integral part of these financial statements.

TIA II, INC.
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF OPERATIONS
 (Unaudited)

					For the period
					from August 17,
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	2006 (Date of
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	Inception) to
	2009	2008	2009	2008	March 31, 2009

REVENUES	$-	$-	$-	$-	$-

ACCOUNTING FEES	-	(2,500)	(3,550)	(10,000)	(21,744)
OTHER FORMATION COSTS	(2,872)	(651)	(11,996)	(1,394)	(30,313)
IMPUTED INTEREST	-	(375)	(400)	(675)	(2,758)
NET LOSS	$(2,872)	$(3,526)	$(15,946)	$(12,069)	$(54,815)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO MARCH 31, 2009
(Unaudited)

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	400	-	400
Capital contribution from advance	-	-	42,833	-	42,833
Net loss for the period ended March 31, 2009	-	-	-	(15,946)	(15,946)
Balance at March 31, 2009	1,000,000	$100	$45,591	$(54,815)	$(9,124)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from August 17,
	For the Six Months	For the Six Months	2006 (Date of
	Ended March 31,	Ended March 31,	Inception) to
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,946)	$(12,069)	$(54,815)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest cost	400	675	2,758
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable	(12,329)	7,487	-
NET CASH USED IN OPERATING ACTIVITIES	(27,875)	(3,907)	(52,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	27,749	4,087	51,957
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,749	4,087	52,057

NET (DECREASE) INCREASE IN CASH	(126)	180	-
CASH AT BEGINNING OF YEAR	126	46	-
CASH AT END OF PERIOD	$-	$226	$-

Non-cash investing and financing activities
Capital contribution from advance	$42,833	$-	$42,833

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of March 31, 2009, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or March 31, 2010. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2009. The results of operations for the three months and six months ended March 31, 2009 and for the period August 17, 2006 (Date of Inception) to March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2008.

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

The carrying amounts reported in the balance sheet for cash, accounts payable and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments.

Recent Accounting Standards

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The management of the Company is evaluating if SFAS 157-3 will have an impact, if any, of their financial statements.

NOTE 3 – Summary of Significant Accounting Policies (Continued)

statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 addresses how an entity should evaluate whether an instrument or embedded feature is indexed to its own stock, carrying forward the guidance in EITF 01-6 and superseding EITF 01-6. Other issues addressed in EITF 07-5 include addressing situations where the currency of the linked instrument differs from the host instrument and how to account for market-based employee stock options. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has evaluated this statement and estimated that it is not expected to have an impact on its financial position and results of operations.

 In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of EITF 03-6-1. Early application is not permitted. The Company is evaluating the impact of EITF 03-6-1.

 On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results.

 In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99 – Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - Advances- Related Party

In December 2008 all the shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $18,625 and $3,758 from the former sole shareholder for the six months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 the Company received $9,124 from the current sole shareholder.   As of March 31, 2009, the former sole stockholder has given up her advance totaling $42,833 without restriction. The Company has recorded this as a capital contribution.  As of March 31, 2009, the Company owes $0 to the former sole stockholder and $9,124 to the current sole stockholder.

As the advances are non-interest bearing, the Company recorded an imputed interest of $0, $375 and $2,758 for the three months period ended March 31, 2009 and 2008 and for the period from August 17, 2006 (date of Inception) to December 31, 2008, respectively. This imputed interest is being recorded at an annualized rate of 5.65% in the three months ended March 31, 2009 and as an expense and a capital contribution to the Company for all periods presented.

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

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material legal proceeding pending against us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: May 8, 2009
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer