Form 10-K
period 2009-09-30
Tia II, Inc
filed 2009-12-22
CIK 1377893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number 0-52286

TIA II, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0597955
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall,
Harbin, The People’s Republic of China 150090
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code 011-86-451-8233-5794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
___________________________________	___________________________________

___________________________________	___________________________________

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
☒  Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                   ☐  Yes        ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                         ☐       Yes        ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 18, 2009, there are presently 1,000,000 shares of common stock, par value $0.0001 issued and outstanding.

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

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholder of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed without any vote by stockholders.

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

Employees and Officers

During the fiscal year ended September 30, 2009, our then only employee and officer, Mary Passalaqua who was our President, Secretary and a director resigned all of her positions as officer and director on December 8, 2008.

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

It is anticipated that our principal stockholder, Mr. Xiqun Yu, may actively negotiate or otherwise consent to the purchase of a portion of his common stock as a condition to, or in connection with, a proposed merger or acquisition transaction.  In this process, our principal stockholder may consider his own personal pecuniary benefit rather than the best interest of the Company.

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

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Because we are a shell company these audited financial statements must be furnished within fifteen business days following the effective date of a business combination.   Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financial statements may not be available to us at the time of effecting a business combination. In cases where audited financial statements are unavailable, we will have to rely upon un-audited information that has not been verified by independent auditors in making our decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

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

It is the Commission’s position that securities issued by a "shell company” such as ourselves cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "Act"), but must be registered under the Act.  Accordingly, the securities sold to our affiliates may have to be registered under the Act prior to resale.  Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters may also have to be registered prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended September 30, 2009.

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

Holders

As of December 18, 2009, there is one shareholder of our common stock.

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

Our current principal business activity is to seek a suitable acquisition candidate through acquisition, merger or other suitable business combination method.

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

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

  Not Applicable.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
TIA II, INC.
(A DEVELEOPMENT STAGE COMPANY)

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2009 and 2008	F-2

Statement of Operations for the Years Ended September 30, 2009 and 2008 and for the Period from August 17, 2006 (Date of Inception) through September 30, 2009	F-3

Statement of Changes in Stockholder’s Deficiency for the Period from August 17, 2006 (Date of Inception) to September 30, 2009	F-4

Statements of Cash Flows for the Year Ended September 30, 2009 and 2008 and for the Period from August 17, 2006 (Date of Inception) and through September 30, 2009	F-5

Notes to Financial Statements	F6-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors

TIA II, Inc.

We have audited the accompanying balance sheets of TIA II, Inc. (a Development Stage Company) (the “Company”) as of September 30, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period August 17, 2006 (Date of Inception) to September 30, 2009 include amounts for the period August 17, 2006 (Date of Inception) to September 30, 2007. Our opinion, insofar as it relates to the amounts included for the period August 17, 2006 (Date of Inception) to September 30, 2007, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period August 17, 2006 (Date of Inception) to September 30, 2007 reflect a development stage net loss.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA II, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

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

/s/ Sherb & Co., LLP

Certified Public Accountants

New York, NY

December 18, 2009

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009	September 30, 2008
ASSETS
Cash	$-	$126

TOTAL ASSETS	$-	$126

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,500	$12,329
Advances - related party	16,996	24,208
TOTAL LIABILITIES	18,496	36,537

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	2,358
Deficit accumulated during the development stage	(59,891)	(38,869)
TOTAL STOCKHOLDER’S DEFICIENCY	(18,496)	(36,411)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$126

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
	For the Year	For the Year	from August 17,
	Ended	Ended	2006 (Date of
	September 30,	September 30,	Inception) to
	2009	2008	September 30, 2009
			(Unaudited)

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(20,046)	(18,001)	(56,557)
IMPUTED INTEREST	(976)	(1,426)	(3,334)
NET LOSS	$(21,022)	$(19,427)	$(59,891)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Balance at August 17, 2006 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	976	-	976
Advances payable—related party contributed as capital	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	$100	$41,295	$(59,891)	$(18,496)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			For the period
	For the Year Ended	For the Year Ended	from August 17, 2006 (Date of
	September 30,	September 30,	Inception) to
	2009	2008	September 30, 2009
			(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,022)	$(19,427)	$(59,891)
Adjustment to reconcile net loss to net cash used in operting activities:
Imputed interest cost	976	1,426	3,334
(Decrease)Increase in accounts payable and accrued expenses	(10,829)	7,994	1,500
NET CASH USED IN OPERATING ACTIVITIES	(30,875)	(10,007)	(55,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	30,749	10,087	54,957
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,749	10,087	55,057

NET (DECREASE) INCREASE IN CASH	(126)	80	-
CASH AT BEGINNING OF PERIOD	126	46	-
CASH AT END OF PERIOD	$-	$126	$-

Non-cash investing and financing activities
Advances payable — related party contributed as capital	$37,961	$-	$37,961
The accompanying notes are an integral part of these financial statements.

TIA II, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

 NOTE 1 - Organization, Business and Operations

Tia II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business.   As of September 30, 2009, the Company had not yet commenced any operations.

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

NOTE 2 - Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC Topic 915 “Development Stage Entities” (SFAS No. 7, "Accounting and Reporting for Development Stage Companies.") The Company is subject to a number of risks similar to those of other companies in an early stage of development.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $16,996 and an accumulated deficit of $58,391 as of September 30, 2009 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled $ 19,853 at September 30, 2009 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

Fair Value of Financial Instruments

As of January 1, 2008, we adopted on a prospective basis certain required provisions of Topic 820, “Fair Value Measurements.” Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. Topic 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The carrying amounts reported in the balance sheet for cash, accounts payable and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. Virtually all of our valuation measurements are Level 1 measurements. The adoption of Topic 820 did not have a significant impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year classification. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending September 30, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of (i) management’s responsibility for establishing and maintaining adequate internal control over its financial reporting; (ii) management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and (iii) the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting. Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting. The Company is working to meet the requirements.

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends the multiple-element arrangement guidance under Accounting Standards Codification (ASC) 605, “Revenue Recognition.” This guidance amends the criteria for separating consideration of products or services in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance which is the period ending December 31, 2009. We are currently evaluating the potential effect on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance that applies to variable interest entities under ASC 810, “Consolidation” (FIN 46(R), “Consolidation of Variable Interest Entities”). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009. The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its financial statements.

 In May 2009, the FASB issued ASC 855, “Subsequent Events” (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying financial statements, and has evaluated subsequent events through December 17, 2009, the date that the accompanying financial statements were issued.

In April 2009, the FASB issued new guidance under ASC 320, “Investments—Debt and Equity Securities,” (FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Investments”) which provides a new other-than-temporary impairment model for debt and equity securities. This guidance was effective for financial statements issued in fiscal years (and interim periods) ending after June 15, 2009.   ). The application of the requirements of this guidance did not have a material effect on the accompanying financial statements.

On October 10, 2008, the FASB issued new guidance under ASC 820,  (SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Activ”).  The guidance clarifies the application of fair falue measurements and disclosure in cases where the  market for the asset  is not active.   The guidance was effective upon issuance.  ). The application of the requirements of this guidance did not have a material effect on the accompanying financial statements.

In April 2008, the FASB issued new guidance under ASC 350, “Intangibles—Goodwill and Other,” (FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”) which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This guidance was effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The application of the requirements of this guidance did not have a material effect on the accompanying financial statements.

In March 2008, the FASB issued new guidance under ASC 815, “Derivatives and Hedging,” (SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”) that requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). ). The application of the requirements of this guidance did not have a material effect on the accompanying financial statements.

.In December 2007, the FASB issued new guidance under ASC 810, “Consolidation,” (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB 51”) that clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the consolidated financial statements. The guidance also requires consolidated net income to include the amounts attributable to both the parent and noncontrolling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributable to the parent and to the noncontrolling interest. ). The application of the requirements of this guidance did not have a material effect on the accompanying financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our financial statements.

NOTE 4 - Advances- Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $10,097 from the former sole shareholder during the years ended September 30, 2009 and 2008, respectively. During the year ended September 30, 2009, the Company received $16,996 from the current sole shareholder.   As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution.  As of September 30, 2009, the Company owes $0 to the former sole stockholder and $16,996 to the current sole stockholder.

As the advances are non-interest bearing, the Company recorded an imputed interest of $976, $1,426 and $3,334 for the years ended September 30, 2009 and 2008 and for the period from August 17, 2006 (Date of Inception) though September 30, 2009, respectively. This imputed interest is being recorded at an annualized rate of 5.65% and as an expense and a capital contribution to the Company for all periods presented.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the year ended  September 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
Xiqun Yu	42	Chief Executive Officer, Chief Financial Officer and Secretary

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

Mr. Yu, age 42, is the Chairman and Chief Executive Officer of China Education Alliance, Inc. and has held the position since the organization of its subsidiaries in 2001. He has more than 17 years of experience in senior management with several northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously served as the Chief Executive Officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

Audit Committee and Financial Expert

We do not have an Audit Committee.  Mr. Yu, the sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of the Company.  Although management has no current plans to cause the Company to do so, it is possible  that we will enter into an agreement with an  acquisition  candidate  requiring  the sale of all or a portion of the common stock held by our current stockholder to the acquisition candidate or principals  thereof, or to other individuals or business entities, or requiring some other form of payment to our current  stockholder, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholder to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholder. Any payment to our current stockholder in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, other than our ex-officer and director, Ms. Mary Passalaqua’s failure to file a  Form 4 regarding the disposition of her shares in the Company to Mr. Xiqun Yu, with respect to the fiscal year ended September 30, 2009, our officer and director, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On December 8, 2008, Mr. Xiqun Yu entered into a Common Stock Purchase Agreement to purchase 1,000,000 shares of common stock of the Company from Ms. Mary Passalaqua  for a purchase consideration of $25,000.  The transaction closed on December 8, 2008.  We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. Because of this transaction, Mr. Xiqun Yu became our controlling and sole shareholder, owning all the  issued and outstanding shares of our common stock.  Additionally, Mr. Xiqun Yu was also appointed our sole director and Chief Executive Officer, Chief Financial Officer and Secretary.

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

Item 14.  Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2009	September 30, 2008

Audit Fees	$3,000	$2,000
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

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

PART IV

Item 15.                Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.*

3.2	By-Laws.*

10.1	Common Stock Purchase Agreement dated December 8, 2008 entered into between the Company, Mr. Xiqun Yu and Mary Passalaqua.**

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.***

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

*Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on October 31, 2006, and incorporated herein by this reference.

** Filed as an exhibit to the Company’s Current Report on Form 8-K on December 9, 2008.

*** The Exhibits attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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