Form 10-Q
period 2009-12-31
Tia II, Inc
filed 2010-02-08
CIK 1377893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-52286

TIA II, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0597958
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall,	150090
Harbin, The People’s Republic of China	(Zip Code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 4, 2010, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
TIA II, INC.
INDEX

		Page
PART I	FINANCIAL INFORMATION
	Item 1. Financial Statements (Unaudited).	1

	Balance Sheets as of December 31, 2009 (Unaudited) and September 30, 2009.	1

	Statements of Operations for the Three Months Ended December 31, 2009 and 2008 and the Period from August 17, 2006 (Inception) to December 31, 2009 (Unaudited).	2

	Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Inception) to December 31, 2009 (Unaudited).	3

	Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008 and the Period from August 17, 2006 (Inception) to December 31, 2009 (Unaudited).	4

	Notes to Financial Statements.	5—9

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	10—14

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14

	Item 4. Controls and Procedures.	14—15

PART II	OTHER INFORMATION
	Item 1. Legal Proceedings.	16

	Item 1A. Risk Factors.	16

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

	Item 3. Defaults Upon Senior Securities.	16

	Item 4. Submission of Matters to a Vote of Security Holders.	16

	Item 5. Other Information.	16

	Item 6. Exhibits	16

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009
ASSETS

Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,000	$1,500
Advances - related party	19,496	16,996
TOTAL LIABILITIES	21,496	18,496

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	41,295
Deficit accumulated during the development stage	(62,891)	(59,891)
TOTAL STOCKHOLDER’S DEFICIENCY	(21,496)	(18,496)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,2009	For the Three Months Ended December 31,2008	For the period from August 17, 2006 (Date of Inception) to December 31, 2009

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(3,000)	(13,074)	(62,891)

NET LOSS	$(3,000)	$(13,074)	$(62,891)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional Paid in	Accumulated Deficit During the Development	Total Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)

Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)

Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)

Imputed interest on advance from related parties	-	-	976	-	976
Owner contribution from advance	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	100	41,295	(59,891)	(18,496)

Net loss for the period ended December 31, 2009(unaudited)	-	-	-	(3,000)	(3,000)
Balance at December 31, 2009(unaudited)	1,000,000	$100	$41,295	$(62,891)	$(21,496)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended December 31,2009	For the Three Months Ended December 31,2008	For the period from August 17, 2006 (Date of Inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,000)	$(13,074)	$(62,891)
Adjustment to reconcile net loss to net cash used in operating activities:
Imputed interest cost	-	400	3,334
(Decrease)Increase in accounts payable	500	(10,329)	2,000
NET CASH USED IN OPERATING ACTIVITIES	(2,500)	(23,003)	(57,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	2,500	22,877	57,457
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,500	22,877	57,557

NET DECREASE IN CASH	-	(126)	-
CASH AT BEGINNING OF YEAR	-	126	-
CASH AT END OF PERIOD	$-	$-	$-

Non-cash investing and financing activities
Owner contribution from advance to capital	$-	$37,961	$37,961

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

Tia II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of December 31, 2009, the Company had not yet commenced any operations.

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

NOTE 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended December 31, 2009. The results of operations for the three months ended December 31, 2009 and for the period August 17, 2006 (Date of Inception) to December 31, 2009, are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - Basis of Presentation (Continued)

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $21,496 and $18,496 and an accumulated deficit of $62,891 and $58,891 as of December 31, 2009 and September 30, 2009 respectively, and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company’s limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (Continued

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements to conform to the current year classification. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Standards

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

In June 2009, the FASB issued ASC 810-10-65-2, “Transition Related to FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”), which amends the consolidation guidance that applies to variable interest entities under ASC 810-10-05, “Consolidation of VIE’s” (FIN 46(R), “Consolidation of Variable Interest Entities”). ASC 810-10-65-2 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This guidance is effective for financial statements issued in fiscal years (and interim periods) beginning after November 15, 2009. The Company is currently evaluating the provisions of this guidance but does not anticipate that it will have a material effect on its financial statements.

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

 NOTE 4 - Advances- Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $10,087 from the former sole shareholder during the years ended September 30, 2009 and 2008, respectively. During the year ended September 30, 2009, the Company received $16,996 from the current sole shareholder. As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution. As of September 30, 2009, the Company owes $0 to the former sole stockholder and $16,996 to the current sole stockholder. As of December 31, 2009, the Company owes $19,496 to the current sole stockholder.

Through the year ended September 30, 2009 the Company recorded an imputed interest on all advances from related parties. From October 1, 2009 the Company deems all advances from related parties as payable on demand and non-interest bearing; in addition, no imputed interest is to be accounted for from that date forward on advances from related party.

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

In order to obtain tax-free treatment, it may be necessary for the owners of the surviving entity to own 80% or more of the voting stock of the surviving entity.  In this event, our current shareholder would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholder.  However, treatment as a tax-free reorganization will not be a condition of any future business combination and if it is not the case, we will not obtain an opinion of counsel that the reorganization will be tax-free. With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our only shareholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There are numerous factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

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

TIA II, INC.

Date: February 4, 2010
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer