Form 10-Q
period 2010-03-31
Tia II, Inc
filed 2010-04-23
CIK 1377893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 0-52285

TIA II, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0597955 (I.R.S. Employer Identification No.)

58 Heng Shan Road, Kun Lun Shopping Mall, Harbin, The People’s Republic of China (Address of principal executive offices)	150090 (Zip Code)
011-86-451-8233-5794
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 22, 2010, there are 1,000,000 shares of $0.0001 par value common stock issued and outstanding.

TIA II, INC.
INDEX

		Page(s)
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited).	3

	Balance Sheets as of March 31, 2010 (Unaudited) and September 30, 2009.	3

	Statements of Operations for the Three Months Ended March 31, 2010 and 2009 and the Six Months Ended March 31, 2010 and 2009 and the Period from August 17, 2006 (Inception) to March 31, 2010 (Unaudited).	4

	Statement of Changes in Stockholders’ Deficiency for the Period fromAugust 17, 2006 (Inception) to March 31, 2010 (Unaudited).	5

	Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009 and the Period fromAugust 17, 2006 (Inception) to March 31, 2010 (Unaudited).	6

	Notes to Financial Statements.	7 — 11

	Item2. Management’s Discussion and Analysis of Financial Condition and results of Operations.	12 —16

	Item3. Quantitative and Qualitative Disclosures About Market Risk.	17

	Item 4. Controls and Procedures.	17

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings.	18

	Item 1A. Risk Factors.	18

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

	Item 3. Defaults Upon Senior Securities.	18

	Item 4. Submission of Matters to a Vote of Security Holders.	18

	Item 5. Other Information.	18

	Item 6. Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
LANCE SHEETS

	March 31, 2010	September 30, 2009
	(Unaudited)
ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$2,500	$1,500
Advances - related party	21,671	16,996
TOTAL LIABILITIES	24,171	18,496

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares
authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares
authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	41,295
Deficit accumulated during the development stage	(65,566)	(59,891)
TOTAL STOCKHOLDER’S DEFICIENCY	(24,171)	(18,496)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					For the period
					from August 17,
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	2006 (Date of
	Ended March 31,	Ended March 31,	Ended March 31,	Ended March 31,	Inception) to
	2010	2009	2010	2009	March 31, 2010

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(2,675)	(2,872)	(5,675)	(15,946)	(65,566)

NET LOSS	$(2,675)	$(2,872)	$(5,675)	$(15,946)	$(65,566)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY
FOR THE PERIOD FROM AUGUST 17, 2006 (DATE OF INCEPTION) TO March 31, 2010
(Unaudited)

				Accumulated
				Deficit
			Additional	During the	Total
	Common tock		Paid	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency

Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	$100	$-	$-	$100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	976	-	976
Owner Contribution from advance to capital	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	100	41,295	(59,891)	(18,496)
Net loss for the period ended March 31, 2010 (unaudited)	-	-	-	(5,675)	(5,675)
Balance at March 31, 2010 (unaudited)	1,000,000	$100	$41,295	$(65,566)	$(24,171)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			from August 17,
	For the Six Months	For the Six Months	2006 (Date of
	Ended March 31,	Ended March 31,	Inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,675)	$(15,946)	$(65,566)
Adjustment to reconcile net loss to net cash used
in operating activities:
Imputed interest cost	-	400	3,334
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	1,000	(12,329)	2,500
NET CASH USED IN OPERATING ACTIVITIES	(4,675)	(27,875)	(59,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	4,675	27,749	59,632
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,675	27,749	59,732

NET (DECREASE) INCREASE IN CASH	-	(126)	-
CASH AT BEGINNING OF YEAR	-	126	-
CASH AT END OF PERIOD	$-	$-	$-

Non-cash investing and financing activities
Owner contribution from advance to capital	$-	$37,961	$-

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - Organization, Business and Operations

TIA II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of March 31, 2010, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or March 31, 2011. There is no assurance that the Company will be able to successfully complete a Business Combination.

NOTE 2 - Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to make the Company’s financial position, results of operations and cash flows not misleading as of and for the period ended March 31, 2010. The results of operations for the three months and six months ended March 31, 2010 and for the period August 17, 2006 (Date of Inception) to March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and note thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $24,171 and $18,496 and an accumulated deficit of $65,566 and $59,891 as of March 31, 2010 and September 30, 2009 respectively, and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (Continued)

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – Summary of Significant Accounting Policies (Continued)

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance which is the period ending December 31, 2009. We have evaluated the effect on the financial statements but did not anticipate that it would have a material effect on its consolidated financial statements.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events” (SFAS No. 165, “Subsequent Events”) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective prospectively for interim and annual periods ending after June 15, 2009. The Company included the requirements of this guidance in the preparation of the accompanying financial statements, and has evaluated subsequent events through April 20, 2010, the date that the accompanying financial statements were issued.

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

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – Advances - Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received a further advance of $13,753 and $10,087 from the former sole shareholder during the years ended September 30, 2009 and 2008, respectively. During the year ended September 30, 2009, the Company received $16,996 from the current sole shareholder. As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution. As of September 30, 2009, the Company owes $0 to the former sole stockholder and $16,996 to the current sole stockholder. As of March 31, 2010, the Company owes $21,671 to the current sole stockholder.

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

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved).

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

2.	31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

3	32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

4	32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

Date: April 22, 2010
/s/ Xiqun Yu
Xiqun Yu
Chief Executive Officer and Chief Financial Officer