Form 10-K
period 2010-09-30
Tia II, Inc
filed 2011-01-13
CIK 1377893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________

Commission file number      0-52285

TIA II, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0597955
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

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
☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☒ Yes   ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the ExchangeAct from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities ExchangeAct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days.
☒  Yes            ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not containedherein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by referencein Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reportingcompany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the ExchangeAct.

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒  Yes            ☐ No

All the issued and outstanding voting common equity is held by an affiliate of the Company.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated onthe basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes           ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicabledate.

As of January 10, 2011, there are presently 1,000,000 shares of common stock, par value $0.0001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement;and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should beclearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I
Item 1.   Business.

TIA II, Inc. (the "Company", “we, “our” or the "Registrant") was incorporated in the State of Delaware on August 17, 2006.   Our present principal executive offices are located at 58 Heng Shan Road, Kun Lun Shopping Mall,Harbin, The People’s Republic of China 150090.  Our telephone number is 011-86-451-8233-5794.

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

Otherwise, in analyzing potential business opportunities, our management anticipates that it will consider, among other things, the following factors:

●	potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

●	our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

●
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

●
capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

●	the extent to which the business opportunity can be advanced;

●	competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

●	strength and diversity of existing management or management prospects that are scheduled for recruitment;

●	the cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

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

We have only one director and officer.

Because management consists of only one person, while seeking a business combination, Xiqun Yu, our Chief Executive Officer, Chief Financial Officerand Secretary, will be the only person responsible in conducting our day-to-day operations. We do not benefit from having access to multiple judgments that a greater number of directors or officers would provide, and we will rely completely on the judgment of our one officer and director when selecting a target company. Mr. Yu anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Yu has not entered into a written employment agreement with the Company and he is not expected to do so. We do not anticipate obtaining key man life insurance on Mr. Yu. The loss of the services of Mr. Yu would adversely affect development of our business and likelihood of our continuing operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fiscal year ended September 30, 2010.

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

Holders

As of January 10, 2011, there is one shareholder of our common stock.

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

It is the intent of management and our significant stockholder to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholder to provide additional future funding. Should this pledge fail to provide financing and we have not identified any alternative sources of funding,  there will be substantial doubt about our ability to continue as a going concern.

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

MANAGEMENT

 We are in the development stage and currently have no full-time employees.  Mr. Xiqun Yu is our sole officer, director and controlling stockholder.  Mr. Yu is the Chief Executive Officer, Chief Financial Officer and, Secretary of the Company. He has agreed to allocate a limited portion of his time to the activities of the Company without compensation.  Potential conflicts may arise with respect to the limited time commitment by Mr. Yu and the potential   demands of our activities.   See Item 13, “Certain Relationships and Related Transactions, and Director Independence."

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

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.   Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2010 and 2009	F-2

Statements of Operations for the Years Ended September 30, 2010 and 2009 and For the Period from August 17, 2006 (Date of Inception) through September 30, 2010	F-3

Statement of Changes in Stockholders’ Deficiency for the Period from August 17, 2006 (Date of Inception) to September 30, 2010	F-4

Statements of Cash Flows for the Year Ended September 30, 2010 and 2009 and For the Period from August 17, 2006 (Date of Inception) through September 30, 2010	F-5

Notes to Financial Statements	F-6 – 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
TIA II, Inc.

We have audited the accompanying balance sheets of TIA II, Inc. (a Development Stage Company) (the “Company”) as of September 30, 2010 and 2009 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended September 30, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period August 17, 2006 (Date of Inception) to September 30, 2010 include amounts for the period August 17, 2006 (Date of Inception) to September 30, 2007. Our opinion, insofar as it relates to the amounts included for the period August 17, 2006 (Date of Inception) to September 30, 2007, is based solely on the report of the other auditors. The other auditors’ reports, dated various dates, expressed unqualified opinions. The other auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period August 17, 2006 (Date of Inception) to September 30, 2007 reflect a development stage net loss.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TIA II, Inc. as of September 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended September 30, 2010 and 2009 in conformity with accounting principles generally accepted in the United States.

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

/s/ Sherb& Co., LLP
Certified Public Accountants

New York, NY
January 13, 2011

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,
	2010	2009

ASSETS
Cash	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expense	$3,700	$1,500
Advances - related party	27,671	16,996
TOTAL LIABILITIES	31,371	18,496

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, -0- issued	-	-
Common stock, $.0001 par value; 250,000,000 shares authorized, 1,000,000 shares issued and outstanding.	100	100
Additional paid in capital	41,295	41,295
Deficit accumulated during the development stage	(72,766)	(59,891)
TOTAL STOCKHOLDER’S DEFICIENCY	(31,371)	(18,496)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
			from August 17,
	For The Year Ended		2006 (Date of
	September 30		Inception) to
	2010	2009	September 30, 2010
			(Unaudited)
REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATION EXPENSES	(12,875)	(21,022)	(72,766)

NET LOSS	$(12,875)	$(21,022)	$(72,766)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,000,000	1,000,000
NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY

				Accumulated
				Deficit
			Additional	During the	Total
	Common Stock		Paid in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficiency
Balance at August 17,2006 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued on August 28, 2006 at $0.0001 per share	1,000,000	100	-	-	100
Net loss for the period ended September 30, 2006	-	-	-	(365)	(365)
Balance at September 30, 2006	1,000,000	100	-	(365)	(265)
Imputed interest on advance from related parties	-	-	932	-	932
Net loss for the period ended September 30, 2007	-	-	-	(19,077)	(19,077)
Balance at September 30, 2007	1,000,000	100	932	(19,442)	(18,410)
Imputed interest on advance from related parties	-	-	1,426	-	1,426
Net loss for the period ended September 30, 2008	-	-	-	(19,427)	(19,427)
Balance at September 30, 2008	1,000,000	100	2,358	(38,869)	(36,411)
Imputed interest on advance from related parties	-	-	976	-	976
Advances payable—related party contributed as capital	-	-	37,961	-	37,961
Net loss for the period ended September 30, 2009	-	-	-	(21,022)	(21,022)
Balance at September 30, 2009	1,000,000	100	41,295	(59,891)	(18,496)
Net loss for the period ended September 30, 2010	-	-	-	(12,875)	(12,875)
Balance at September 30, 2010	1,000,000	$100	$41,295	$(72,766)	$(31,371)

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
			from August 17,
	For The Year Ended		2006 (Date of
	September 30		Inception) to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,875)	$(21,022)	$(72,766)
Adjustment to reconcile net loss to net cash used
in operating activities:
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	2,200	(9,853)	7,034
NET CASH USED IN OPERATING ACTIVITIES	(10,675)	(30,875)	(65,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	100
Proceeds from related party	10,675	30,749	65,632
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,675	30,749	65,732

NET DECREASE IN CASH	-	(126)	-
CASH AT BEGINNING OF PERIOD	-	126	-
CASH AT END OF PERIOD	$-	$-	$-

Non-cash investing and financing activities
Advance-Related party contributed to capital	$-	$37,961	$37,961

The accompanying notes are an integral part of these financial statements.

TIA II, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

 NOTE 1 - Organization, Business and Operations

TIA II, Inc. (the “Company”) was incorporated in Delaware on August 17, 2006, with an objective to acquire, or merge with, an operating business. As of September 30, 2010, the Company had not yet commenced any operations.

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

Until a Business Combination is completed, the sole stockholder has agreed to fund the Company’s operating costs through the earlier of a Business Combination or September 30, 2010. There is no assurance that the Company will be able to successfully complete a Business Combination.

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

NOTE 3 - Summary of Significant Accounting Policies

Basis of presentation

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $31,371 and an accumulated deficit of $72,766 as of September 30, 2010 and has incurred significant losses since inception. Further losses are anticipated in the development of an intended business plan. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected. Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s gross deferred tax asset related to capitalized start up costs for tax purposes totaled approximately $23,600 at September 30, 2010 and has been fully offset by a valuation allowance. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance and permanent differences between the financial statement and tax basis for calculating the Company’s effective income tax. Management estimates the Company has a bet operating loss (“NOL”) carryforward as of September 30, 2010 to be approximately $69,400, expiring though the year 2030. Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

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

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the year ending September 30, 2010, subsequent events were evaluated by the Company as of the date on which the audited financial statements were available to be issued.

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

NOTE 4 - Advances- Related Party

In December 2008 all the issued shares of the Company were sold to a new shareholder, accordingly the control and management of the Company changed subsequent to this transaction. Prior to this transaction the Company received a $139 advance on August 17, 2006 and a $10,000 advance on August 28, 2006 from the former sole stockholder. On August 28, 2006, the amount owed by the Company for these advances was reduced by $100 when the former sole shareholder purchased 1,000,000 shares of common stock at .0001 per share. The Company received further advances of $13,753 and $3,758 from the former sole shareholder during the year ended September 30, 2009 and 2008, respectively. During the years ended September 30, 2010 and 2009, the current sole shareholder advanced $10,675 and $16,996, respectively to the Company. As of September 30, 2009, the former sole stockholder has given up her advance totaling $37,961 without restriction. The Company has recorded this as a capital contribution. As of September 30, 2010, the Company owes $0 to the former sole stockholder and $27,671 to the current sole stockholder.

NOTE 5 - Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants.

On December 20, 2008, we dismissed Marcum &Kliegman, LLP as our independent accountant. The reports of Marcum &Kliegman, LLP on our financial statements for each of the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent accountants was approved by our board of directors on December 20, 2008.

During our two most recent fiscal years and through the date of this Annual Report on Form 10-K, we have had no disagreements with Marcum &Kliegman, LLPon any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum &Kliegman, LLP, would have caused it to make reference to the subject matter of such disagreements in its report on our financial statements for such periods.

During our two most recent fiscal years and through the date of this Annual Report on Form 10-K, there were no reportable events as defined under Item 304(a)(1)(v) of Regulation S-K adopted by the SEC.

We have provided Marcum &Kliegman, LLP with a copy of this disclosure before its filing with the SEC. We have requested the Marcum &Kliegman, LLPfurnish us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated December 22, 2008 is filed as Exhibit 16.2 to our Current Report on Form 8-K filed on December 23, 2008.

New Independent Accountants.

Our board of directors appointed Sherb& Co., LLP as our new independent registered public accounting firm as of December 20, 2008. During the two most recent fiscal years and through the date of our engagement, we did not consult with Sherb& Co., LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

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

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our assessment and the criteria discussed above, the Company has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the yearended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below is the name of our sole director and officer.

Name	Age	Position Held
Xiqun Yu	43	Chief Executive Officer, Chief Financial Officer and Secretary

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

Mr. Yu, age 43, is the Chairman and Chief Executive Officer of China Education Alliance, Inc. and has held the position since the organization of its subsidiaries in 2001. He has more than 17 years of experience in senior management with several northern China based enterprises. He was responsible for marketing, strategic planning and designing for many of these corporations. Mr. Yu previously served as the Chief Executive Officer of RETONG.COM, and chairman of Harbin Zhonghelida Technology Corporation, Heilongjiang Retong Advertising Co., Ltd. and Heilongjiang Wantong Telecommunication Project Co., Ltd. Mr. Yu is a member of the Council of China Harbin Advertising Association and is a Director of the China Internet Network Association. Mr. Yu received a degree in Business Administration from the Harbin University of Science and Technology in 1989.

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

Conflicts of Interest

Mr. Yu will only devote a small portion of his time to affairs of the Company. There will be occasions when the time requirements of our business conflict with the demands of his other businessand investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

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

Based solely on our review of the copies of such reports received by us and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended September 30, 2010, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Item 11.             Executive Compensation.

On December 8, 2008, we appointed Mr. Xiqun Yu as our new Chief Executive Officer, Chief Financial Officer and sole director pursuant to a written consent of directors.

Also on December 8, 2008, Ms. Mary Passalaquaresigned with immediate effect as the ourPresident, Secretary, and director.

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percentage of Class
Xiqun Yu 58 Heng Shan Road, Kun Lun Shopping Mall,Harbin, The People’s Republic of China 150090	1,000,000	(1)	100%

All executive officers and directors as a group	1,000,000	(1)	100%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except for the ownership of our securities, none of the directors, executive officers, holders of more than five percent of the Company’s outstanding common stock, or any member of the immediate family of any such person have, to our knowledge, had a material interest, direct or indirect, in any transaction occurred in the fiscal year of 2010 or proposed transaction which may materially affect the Company.

Independent Directors

None.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to us for the fiscal year ended September 30, 2010 by our outside auditor:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2010	September 30, 2009

Audit Fees	$4,000	$3,000
Audit Related Taxes	$-	$-
Tax Fees	$-	$-
Other Fees	$-	$-

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

PART IV

Item 15.             Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on August 17, 2006.*

3.2	By-Laws.*

10.1	Common Stock Purchase Agreement dated December 8, 2008 entered into between the Company, Xiqun Yu and Mary Passalaqua. **

16.1	Letter from Marcum &Kliegman, LLP dated December 20, 2008.***

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Principal Financial Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Principal Executive Officer and Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.***

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